Form 10-K
period 2025-12-31
Cleco Securitization I LLC; CLECO POWER LLC
filed 2026-03-30
CIK 1910923, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
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
Documents incorporated by reference: A portion of the Annual Report on Form 10-K of Cleco Power for the fiscal year ended December 31, 2025 is incorporated by reference in Item 11 of Part III of this report.

CLECO SECURITIZATION I LLC	2025 FORM 10-K
PART I

ITEM 1. BUSINESS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 1A. RISK FACTORS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 2. PROPERTIES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

CLECO SECURITIZATION I LLC	2025 FORM 10-K
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

CLECO SECURITIZATION I LLC	2025 FORM 10-K
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Overview
As of March 30, 2026, Cleco Securitization I LLC (Cleco Securitization) has five managers. Pursuant to Cleco Securitization’s limited liability company operating agreement, its affairs will be managed by managers to be appointed from time to time by Cleco Power LLC (Cleco Power). Cleco Securitization is required to have at least one independent manager until all of Cleco Securitization's storm recovery bonds and financing costs have been paid in full. The independent manager as defined in Cleco Securitization's operating agreement is a natural person that is not and has not been for at least five years prior to the date of his or her appointment:
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

Managers and Executive Officers of Cleco Securitization
The following is a list of the managers and executive officers of Cleco Securitization as of March 30, 2026:

NAME	AGE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
William G. Fontenot Cleco Corporate Holdings LLC Cleco Power LLC (1) Cleco Securitization I LLC Cleco Securitization II LLC	63	President and Chief Executive Officer since January 2018. Chief Executive Officer since February 2019. President and Manager since June 2022. President and Manager since March 2025.
Samuel S. Kennedy Cleco Corporate Holdings LLC Cleco Power LLC Cleco Securitization I LLC Cleco Securitization II LLC	41

Controller and Chief Accounting Officer since January 2026; Assistant Controller from May 2022 to December 2025; Controller at Vermont Gas Systems, Inc. from September 2021 to April 2022; Director at PricewaterhouseCoopers from July 2015 to September 2021.

Vice President and Manager since January 2026.

(1) Cleco Power is a wholly owned subsidiary of Cleco Corporate Holdings LLC.

CLECO SECURITIZATION I LLC	2025 FORM 10-K

NAME	AGE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Samantha McKee Cleco Corporate Holdings LLC Cleco Power LLC Cleco Securitization I LLC Cleco Securitization II LLC	47

Assistant Treasurer since March 2025; Assistant Treasurer and Interim Director- Tax from December 2024 to March 2025; Assistant Treasurer from March 2021 to December 2024; Director - Tax from June 2018 to March 2021.
Treasurer and Manager since June 2022.

Treasurer and Manager since March 2025.

Stacy Stubbs Cleco Corporate Holdings LLC Cleco Power LLC Cleco Securitization I LLC Cleco Securitization II LLC	58	Accounting Policy and Research Advisor since May 2018. Secretary and Manager since June 2022. Secretary and Manager since March 2025.
Kevin P. Burns Global Securitization Services, LLC Cleco Securitization I LLC Cleco Securitization II LLC	56

President and Co-founder since 1996. Fortune 1000 companies have selected Mr. Burns to serve as independent director for their special purpose vehicle subsidiaries established to finance commercial real estate, energy infrastructure and many classes of financial assets.

Independent Manager since June 2022.

Independent Manager since March 2025.

ITEM 11. EXECUTIVE COMPENSATION

Kevin P. Burns, representative of Global Securitization Services, LLC, serves as the independent manager of Cleco Securitization. Cleco Securitization pays an annual fee of $5,000 to Global Securitization Services, LLC for Mr. Burns' service. Cleco Securitization does not pay any compensation to its executive officers or other managers.
The information required by this item with respect to Cleco Power is incorporated herein by reference to Item 11. Executive Compensation of the Annual Report on Form 10-K of Cleco Power for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Omitted pursuant to General Instructions J of Form 10-K.

CLECO SECURITIZATION I LLC	2025 FORM 10-K
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

DESCRIPTION
15(a)(1)	Financial Statements
Not Applicable.

15(a)(2)	Financial Statements Schedules
Not Applicable.

15(a)(3) and 15(b)	List of Exhibits
See Exhibits listed below, which are incorporated herein by reference.

15(c)	Not Applicable.
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

ITEM 16. FORM 10-K SUMMARY

None.

ITEM 1112(b). SIGNIFICANT OBLIGORS OF POOL ASSETS

None.

CLECO SECURITIZATION I LLC	2025 FORM 10-K
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

None.

ITEM 1119. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cleco Securitization I LLC is a wholly owned subsidiary of Cleco Power LLC.

ITEM 1122. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

ITEM 1123. SERVICER COMPLIANCE STATEMENT

See Exhibit 35.1 under Item 15.

CLECO SECURITIZATION I LLC	2025 FORM 10-K
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2026.

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